Form 10-Q
period 1995-06-30
AUTOMOBILE CREDIT FINANCE INC
filed 1995-08-08
CIK 891317

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)


                         OF THE SECURITIES ACT OF 1934


 For the quarter ended:                              Commission File Number:
 June 30, 1995                                                     033-41872
 -------------                                                     ---------


                        AUTOMOBILE CREDIT FINANCE, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)


 Texas                                                             75-2387750
 -----                                                             ----------
 (State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                        Identification No.)


 700 North Pearl, Suite 400, Plaza of the Americas, North Tower, Lock Box 401,
--------------------------------------------------------------------------------
                              Dallas, Texas 75201
                              -------------------
             (Address and zip code of principal executive offices)


                                 (214) 965-6000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X     No
                                ---        ---

                                                  Number of Shares Outstanding
                   Class                               at July 31, 1995
                   -----                               ----------------
       Common Stock, $1.00 par value                         1,000

                          PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        AUTOMOBILE CREDIT FINANCE, INC.
                            CONDENSED BALANCE SHEETS

 ASSETS                                                       June 30, 1995     September 30, 1994
                                                              -------------     ------------------
                                                               (Unaudited)
 Contract receivables, net                                        $258,000             $1,200,000

 Cash and cash equivalents                                           2,000              2,836,000

 Vehicles held for resale                                            3,000                  7,000

 Deferred note offering costs,
      net of amortization of $750,000
      and $657,000, respectively                                         -                 93,000
                                                      --------------------     ------------------


 Total assets                                                     $263,000             $4,136,000
                                                      ====================     ==================


 LIABILITIES AND CAPITAL DEFICIT

 Notes payable to investors                                     $1,530,000             $5,000,000


 Due to related party                                               49,000                138,000

 Accounts payable                                                   24,000                 17,000

 Accrued investor interest                                              -                 432,000
                                                      -------------------      ------------------


 Total liabilities                                               1,603,000              5,587,000

 CAPITAL DEFICIT


 Common stock, $1.00 par value, 50,000
      shares authorized, 1,000 shares
      issued and outstanding                                         1,000                  1,000

 Additional paid-in capital                                          9,000                  9,000


 Accumulated deficit                                           (1,350,000)            (1,461,000)
                                                      --------------------     ------------------

 Total capital deficit                                         (1,340,000)            (1,451,000)
                                                      --------------------     ------------------


 Total liabilities and capital deficit                            $263,000             $4,136,000
                                                      ====================     ==================

                             See accompanying notes

                        AUTOMOBILE CREDIT FINANCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Nine Months                Nine Months
                                                                   Ended                      Ended
                                                               June 30, 1995              June 30, 1994
                                                               -------------              -------------
                                                                                    (restated - Note 4)
 Interest revenue                                                   $201,000                   $830,000

 Interest expense (including deferred offering
   cost amortization of $93,000 and $231,000,
   respectively)                                                     318,000                    906,000
                                                                  ----------              -------------


 Net interest income (loss)                                        (117,000)                   (76,000)

 Provision for (recovery of) credit losses                         (353,000)                    939,000
                                                                  ----------              -------------


 Net interest income (loss) after provision for
   credit losses                                                     236,000                (1,015,000)

 General and administrative                                          125,000                    268,000
                                                                  ----------              -------------

 Net income (loss)                                                  $111,000               $(1,283,000)
                                                                  ==========              =============





                                                                      Three Months             Three Months
                                                                          Ended                   Ended
                                                                     June 30, 1995            June 30, 1994
                                                                     -------------            -------------
                                                                                        (restated - Note 4)
 Interest revenue                                                          $46,000                 $197,000

 Interest expense (including deferred offering
    cost amortization of $0 and $82,000,
    respectively)                                                                -                  307,000
                                                                       -----------               ----------


 Net interest income (loss)                                                 46,000                (110,000)

 Provision for (recovery of) credit losses                                 (1,000)                  223,000
                                                                       -----------               ----------

 Net interest income (loss) after provision
   for credit losses                                                        47,000                (333,000)


 General and administrative                                                 25,000                   64,000
                                                                       -----------               ----------

 Net income (loss)                                                         $22,000               $(397,000)
                                                                       ===========               ==========

                             See accompanying notes

                        AUTOMOBILE CREDIT FINANCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Nine Months                     Nine Months
                                                                           Ended                           Ended
                                                                       June 30, 1995                   June 30, 1994
                                                                       -------------                   -------------
                                                                                                 (restated - Note 4)
 OPERATING ACTIVITIES:

 Net income (loss)                                                          $111,000                    $(1,283,000)

 Adjustments to reconcile net loss to cash used in
  operations:
      Amortization of deferred offering cost                                  93,000                         231,000
      Provision for (recovery of) credit losses                            (353,000)                         939,000


 Changes in assets and liabilities:
      Increase (decrease) in due to related party                           (89,000)                          77,000
      Increase (decrease) in accounts payable and
       accrued interest                                                     (18,000)                         101,000
                                                                      --------------                 ---------------


 Cash provided by (used in) operations                                     (256,000)                          65,000


 INVESTING ACTIVITIES:

 Purchase of contract receivables                                                  -                       (682,000)
 Principal payments on contract receivables,
  including proceeds from sales of vehicles                                1,299,000                       2,714,000
                                                                      --------------                 ---------------

 Cash provided by investing activities                                     1,299,000                       2,032,000



 FINANCING ACTIVITIES:
 Repayment of notes payable and accrued interest                         (3,877,000)                               -
                                                                      --------------                 ---------------


 Cash used in financing activities                                       (3,877,000)                               -


 Change in cash and cash equivalents                                     (2,834,000)                       2,097,000
 Cash and cash equivalents - beginning                                     2,836,000                           6,000
                                                                      --------------                 ---------------
 Cash and cash equivalents - ending                                           $2,000                      $2,103,000
                                                                      ==============                 ===============

--------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION:


 Cash paid for interest                                                     $240,000                        $561,000
                                                                      ==============                 ===============

                             See accompanying notes

                        AUTOMOBILE CREDIT FINANCE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL INFORMATION

Automobile Credit Finance, Inc. (the Company), is a Texas Corporation organized on July 16, 1991 by Search Capital Group, Inc. ("Search"), who owns 100% of the Company's common stock. The Company was established to purchase retail installment sales contracts created by Search to finance sales of used automobiles and light trucks.

The information presented herein includes adjustments which the Company management believes are necessary for fair presentation of its financial position and results of operations. Substantially all of the disclosures required for annual financial reports have been omitted. These interim financial statements and related notes are unaudited, and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

Search and its wholly owned subsidiaries, Automobile Credit Acceptance Corporation ("ACAC") and Consumer-Dealer AUTOCREDIT ("CDAC"), are engaged primarily in the motor vehicle receivable purchasing and servicing business. ACAC and CDAC have a network of new and used third party vehicle dealers who generate vehicle receivables and sell them to the Company or other ACAC designees.

2.  DEFAULT ON AUTOMOBILE CONTRACT NOTES OFFERING

Pursuant to an Indenture dated as of October 1, 1991, with ACAC and Texas Commerce Trust National Association (the "Trustee") (formerly Ameritrust Texas National Association), the Company issued $5,000,000 in 18% Automobile Contract Notes due December 31, 1994 (the "Notes"). The Notes required monthly interest payments payable monthly at a rate of 15% per annum payable monthly and accrued deferred interest at a rate of 3% per annum due December 31, 1994. The Company's public offering of the Notes was completed in May, 1992.

The Indenture required that all of the Company's excess cash flow after December 31, 1993, was to be deposited into a sinking fund held by the Trustee for payment of the Notes. Under the terms of the Indenture, and with approval of the Trustee in the event of default, the Company would be able to repay the Notes, in part, through sinking fund cash from collections on outstanding contracts through December 31, 1994 and sale or collection of the remaining balances on outstanding contracts at December 31, 1994.

The Company paid its offering and organizational fees and costs out of the gross sales proceeds from the Notes. These fees and costs of $750,000 were limited to 15% of the gross sales proceeds.

On the December 31, 1994 maturity date for the Company's Notes payables there was an insufficient cash balance in the sinking fund. The insufficient cash balance constituted a default under its indenture agreement with the Trustee. See further discussion in Item 2 under management's discussion of liquidity and capital resources of management's intention to convert the Company's existing notes payable into common shares and a new class of preferred shares of Search.

3.  INTEREST INCOME, CONTRACT RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company recorded contract purchases at cost. An initial reserve was recorded for the difference between the remaining contractual finance amount at the time of acquisition and the acquisition cost. Contractual finance charges were initially recorded to unearned interest and recorded to interest income using the interest method. The Company evaluates the impairment of loans based on contract delinquency and other factors. Reserves are established for impaired loans to reduce the net receivable to the lower of collateral value or estimated net realizable value. Interest income is not recognized on loans where concern exists about the collectibility of the account. Reserve requirements in excess of the initial reserve are provided, as needed, through a charge to provision for credit losses.

The recorded investment and related allowance for credit losses is summarized below:

                                                                             As of June 30, 1995
                                                                             -------------------

                                                           Number of       Total                           Net
                                                            Active         Unpaid        Unearned       Contract
                                                           Contracts    Installments     Interest      Receivables
                                                           ---------    ------------     --------      -----------
Impaired contracts                                                 115       $274,000        $26,000         248,000

Unimpaired contracts                                               218        451,000         43,000         408,000
                                                            ----------   ------------   ------------    ------------

Total                                                              333       $725,000        $69,000         656,000
                                                            ==========   ============   ============


Allowance for credit losses                                                                                  398,000
                                                                                                        ------------
Contract receivables, net, after allowance for credit
           losses                                                                                           $258,000
                                                                                                        ============


                                                                  As of  September 30, 1994
                                                                  -------------------------

                                                         Number of        Total                         Net
                                                          Active         Unpaid        Unearned      Contract
                                                         Contracts    Installments     Interest     Receivables
                                                         ---------    ------------     --------     -----------
Impaired contracts                                               288      $1,041,000     $89, 000        $952,000


Unimpaired contracts                                             625       1,758,000      233,000       1,525,000
                                                         -----------     -----------  -----------   -------------

Total                                                            913      $2,799,000     $322,000       2,477,000
                                                         ===========     ===========  ===========

Allowance for credit losses                                                                             1,277,000
                                                                                                    -------------

Contract receivables, net, after allowance for credit
           losses                                                                                      $1,200,000
                                                                                                    =============

At June 30, 1995, maturities of existing contract receivables and projected interest income on existing receivables were as follows:

                                                12 Months Ending June 30,
                                                -------------------------

                                    1996               1997             1998            Total
                                    ----               ----             ----            -----
Future payments
receivable                         $674,000            $50,000            $1,000         $725,000


Less unearned
interest income                    (65,000)            (4,000)                 -         (69,000)
                            ---------------  -----------------  ----------------  ---------------

                                   $609,000            $46,000            $1,000         $656,000
                            ===============  =================  ================  ===============

The above contract maturity amounts should not be regarded as a forecast of cash collections. The Company is anticipating repossession rates of 45% to 55% over the life of the loan portfolio. Management anticipates that many of the contracts will be liquidated through repossession proceeds before contract maturity. Also, a portion of the loan portfolio could be prepaid before or extended past the contract maturity date.

The change in the allowance for doubtful collections is summarized as follows:

 Balance, at September 30, 1994                                                         $1,277,000


 Allowance recorded upon acquisition of loans                                                   -

 Recovery or decrease in allowance for credit losses                                     (353,000)


 Loans charged off against allowance                                                     (526,000)
                                                                                     -------------

 Balance, at June 30, 1995                                                                $398,000
                                                                                     =============


In the fourth quarter 1994, the Company adopted SFAS 114 and SFAS 118, and has accordingly restated the earlier 1994 quarters (see Note 4).

Most of the Company's contract receivables are due from individuals in the major metropolitan areas of Texas and other southern states. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contract receivables until such receivables are paid in full. The contract receivables are pledged as collateral for the Company's Notes.

4.  ADJUSTMENT TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994

In the fourth quarter of 1994, the Company elected early adoption of SFAS 114 and SFAS 118 ("SFAS 114"). This adoption results in the restatement of all prior interim periods of fiscal 1994 and affects the interest income and loss provision amounts for the three month and nine months periods ended June 30, 1994. The accompanying financial statements have been restated to reflect these items. The effect of the restatement on the results of operations for the three months and nine months ended June 30, 1994 is as follows:

                                           Nine months     Three months     Nine months    Three months
                                              ended           ended           ended           ended
                                             6/30/94          6/30/94         6/30/94         6/30/94
                                              amount          amount         per share       per share
                                              ------          ------         ---------       ---------
 Net income (loss) attributable to
 common shareholders:
 As previously reported                      $(285,000)       $(337,000)          $(285)          $(337)
 Effect on interest revenue of
    adopting SFAS 114                          (59,000)          163,000            (59)             163
 Effect on net loss provision of
    adopting SFAS 114                         (939,000)        (223,000)           (939)           (223)
                                           ------------       ----------        --------          ------
 Loss as restated                          $(1,283,000)       $(397,000)        $(1,283)          $(397)
                                           ============       ==========        ========          ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an industry specific financial services company specializing in the purchase, management, and securitization of used motor vehicle receivables. These receivables are secured by medium-priced, used automobiles and light trucks which typically have been purchased by consumers with substandard credit histories at retail prices ranging from $5,000 to $10,000. The Company purchased these receivables from a network of unaffiliated new and used automobile dealers (the "Dealer Network") at discounts ranging generally from 40% to 55% of total unpaid installments, which installments include both principal and interest. The members of the Dealer Network generated the receivables and offer them for sale on a non-exclusive basis to the Company. Members forego some future profit on each receivable sold to the Company in exchange for an immediate return of their invested capital.

RESULTS OF OPERATIONS

Comparison of  Nine Month Periods Ended June 30, 1995 and 1994

For the nine months ended June 30, 1995, the Company had interest revenue of $201,000, compared to $830,000 for the nine months ended June 30, 1994. Interest revenue decreased due to a decrease in net contract receivables. The Company reached its sinking fund period on December 31, 1993, and no contracts have been purchased since that date.

For the nine months ended June 30, 1995, the Company had interest expense of $318,000, compared to $906,000 for the nine months ended June 30, 1994. On December 31, 1994, the Company Notes matured at which time management ceased accruing interest. Interest expense for the nine months ended June 30, 1995 represents three months of interest expense compared to nine months in the same period of the prior year.

Recovery of provision for credit losses of $353,000 in the nine months ended June 30, 1995, was caused by improved contract performance. Provision for credit losses of $939,000 for the nine months ended June 30, 1994 was due to the deterioration of contract performance.

General and administrative expenses decreased from $268,000 for the nine months ended June 30, 1994, to $125,000 for the nine months ended June 30, 1995. General and administrative expenses decreased due to a decrease in contract receivables General and administrative expenses consist primarily of repossession, vehicle repair, maintenance expenses, servicing fees, bank, accounting, and attorney and trustee fees. Servicing fees are paid to ACAC monthly at the current rate of $22.30 for each receivable that is not in default.

Comparison of  Three Month Periods Ended June 30, 1995 and 1994

For the three months ended June 30, 1995, the Company had interest revenue of $46,000, compared to $197,000 for the three months ended June 30, 1994. Interest revenue decreased due to a decrease in net contract receivables. The Company reached its sinking fund period on December 31, 1993, and no contracts have been purchased since that date.

For the three months ended June 30, 1994 the Company had interest expense of $307,000, which consisted of interest on the face amount of notes payable and of amortization of deferred offering cost. On December 31, 1994, the Company Notes matured. As of December 31, 1994, deferred offering cost was fully amortized, and there was no interest expense recorded for the quarters ended March 31, 1995 and June 30, 1995.

There was a recovery of provision for credit losses of $1,000 in the three months ended June 30, 1995. That recovery compared to a provision for credit losses of $223,000 for the same period in the prior year and was due to an improvement in contract performance.

General and Administrative expenses decreased from $64,000 for the three months ended June 30, 1994, to $25,000 for the three months ended June 30, 1995. General and administrative expenses decreased due to a decrease in net contract receivables and the fact that the Company reached its sinking fund period on December 31, 1993, when it ceased buying contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company reached minimum subscription amount and began purchasing contract receivables in February 1992. The Company had completed raising the total subscription amount of $5,000,000 by June 1992, and completed its initial investment of net proceeds of $4,164,000 during the fourth quarter of calendar year 1992. By applying note proceeds, surplus cash collections, and repossession proceeds, the Company has purchased a total of $9,424,000 in contract receivables.

On the December 31, 1994 maturity date for the Company's Notes payables, there was $3,175,000 in the sinking fund to be applied to obligations of $5,406,000 ($5,000,000 principal and 3% interest deferred until maturity). The insufficient cash balance constituted a default under its indenture agreement with the Texas Commerce Bank National Association ("Trustee"). With the occurrence of a default the Trustee has the option to sell the Company's assets, to institute judicial proceedings to force complete or partial foreclosure of the Company, and to take any other appropriate actions to protect and enforce the rights and remedies of the Trustee and, the Company's noteholders.

In addition to sinking fund cash, at December 31, 1994, the Company had $1,895,000 of remaining principal and interest on contract receivables and $20,000 in repossessed vehicles. As of June 30, 1995, the unpaid installments, unearned interest, and related allowance for credit losses is summarized below:

                                                  As of June 30, 1995
                                                  -------------------

                         Total Unpaid            Unearned              Related                Net
                         Installments            Interest             Allowance           Receivables
                         ------------            --------             ---------           -----------
 Total contracts           $725,000               $69,000              $398,000            $258,000
                           ========               =======              ========            ========

As these assets are sold or collected the proceeds will be applied to the remaining balance to the noteholders after Trustee fees and expenses. Trustee expenses can include servicing, banking, legal, accounting, repossession, repair, liquidation and taxation expenditures. A noteholder committee was formed and worked with the Trustee and the Company to determine how to dispose of the remaining receivables and vehicles. The Trustee and the noteholder committee has decided to continue to use Search to service the Company's receivables and agreed to reimburse Search for normal expenses incurred in collecting the Company's receivables until all of the remaining receivables are collected and any repossessed vehicles are sold.

Since the time the sinking fund began on January 1, 1994, the cash provided by operations and principal payments on contract receivables has been deposited into a sinking fund trust account and no additional contracts have been purchased. The funds in the sinking fund were invested until maturity at money market fund rates.

In 1992, the Company joined in a pre-existing tax benefits sharing agreement with Search. Under the terms of this agreement, the Company was required to reimburse Search for any income tax payments made by Search on the Company's behalf and to reimburse Search for the costs accruing to the Company from any tax losses or credits of Search that are used to offset the taxable income of the Company. Search is required to reimburse the Company for benefits accruing to the other participants in the sharing agreement from any tax losses or credits of the Company that are used to offset tax payments of the other participants.

Proceeds from the Company's receivables are restricted to repayment of the Notes and the payment of certain allowed expenses, including servicing fees.

Management is currently pursuing a plan to convert the existing notes payable into common and preferred shares of Search. It is anticipated that both the common and the preferred shares will be fully tradable securities and that the preferred shares will pay quarterly dividends at 9% per annum. The plan would necessitate that the Company file under Chapter 11 of the United States Bankruptcy code. An ad hoc noteholder committee has been formed to determine the terms of the conversion plan with the Company. During the period from the time of the filing of the Chapter 11 petition until the plan is approved by the noteholders and the Bankruptcy court has issued a final order of confirmation of a reorganization plan, the Company intends to use Search to service the Company's receivables until either all of the remaining receivables are collected and any repossessed vehicles are sold or until the conversion plan is consummated. If the plan of reorganization is not approved by the Bankruptcy Court, the Company may have to seek another company to service the Company's receivables since Search has indicated that, in the absence of the conversion of the notes payable into Search common and preferred shares, it may not have sufficient resources to continue servicing the Company's receivables.

Neither Search nor any subsidiary or affiliate of Search has guaranteed repayment of the Company's Notes or has any current or future obligation to support the Company. Except for the sale and collection of the Company's receivables, the Company does not anticipate that it will have any other source of capital to satisfy the Notes in full.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AUTOMOBILE CREDIT FINANCE, INC.


DATE:  August 4, 1995                         BY:  /s/ Lucian D. Vandergrift, III
                                                   ------------------------------
                                                   Lucian D. Vandergrift, III
                                                   Reporting Officer



DATE:  August 4, 1995                         BY:  /s/ Robert D. Idzi
                                                   ------------------------------
                                                   Robert D. Idzi
                                                   Senior Vice President, Chief
                                                   Financial Officer and Treasurer
                                                   (Principal Financial Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27       Financial Data Schedule.